Form 10QSB
period 1995-03-30
MISSION BAY SUPER 8 LTD
filed 1995-05-12
CIK 803868

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                    OR

   / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          to
            COMMISSION FILE NUMBER:   33-9075-LA

    MISSION BAY SUPER 8 LTD., A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of small business issuer as specified in its charter)

           CALIFORNIA                         33-0202890
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)

     3145 Sports Arena Blvd.
         San Diego, CA                          92110
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:(619) 226-1212

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                   Yes   X     No
                       -----      -----

State the number of limited partnership interests outstanding as of the latest practicable date:  6,600

                 PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of March 31, 1995 and December 31, 1994.

     Statement of Operations for the three-month periods ended
March 31, 1995 and March 31, 1994.

     Statement of Cash Flows for the three-month periods ended
March 31, 1995 and March 31, 1994

     Notes to Financial Statements.

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                             (Part 1)

                                        March 31,    December 31,
                                          1995           1994

          ASSETS
Current Assets:
 Cash and cash equivalents              $   36,474    $   43,260
 Accounts receivable                        13,398        15,428
 Operating Supplies                         18,244        19,204
 Prepaid expenses                           31,130         9,884
 Due from affiliates (Note 4)               18,064        27,431
                                        ----------    ----------

Total Current Assets                    $  117,310    $  115,207
                                        ----------    ----------

Investment property, at cost:
 Land                                    1,212,000     1,212,000
 Building and improvements (Note 5)      2,024,033     2,024,033
 Furniture, fixtures and equipment         702,412       702,412
                                        ----------    ----------

                                         3,938,445     3,938,445
 Less accumulated depreciation           1,149,496     1,128,445
                                        ----------    ----------
   Investment property, net of
    accumulated depreciation             2,788,949     2,810,000

Deferred organization costs and
 franchise fee, net (Note 3)                12,578        12,829
Construction in Progress                    12,003             0
                                        ----------    ----------

                                        $2,930,841    $2,938,036
                                        ----------    ----------
                                        ----------    ----------




                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                             (Part 2)

                                        March 31,    December 31,
                                          1995           1994


         LIABILITIES AND
    PARTNER'S CAPITAL ACCOUNTS

Current liabilities:
 Accounts payable                       $   18,012    $   20,782
 Accrued expenses                            5,948        11,264
 Due to affiliates (Note 5)                      0             0
                                        ----------    ----------

Total current liabilities                   23,960        32,046
                                        ----------    ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                    8,042         7,953
  Cumulative cash distributions           (286,197)     (286,197)
                                        ----------    ----------

                                          (278,155)     (278,244)

Limited partners:
 Capital contributions,
  net of offering costs                  5,761,115     5,761,115
 Cumulative net earnings                    72,367        71,565
 Cumulative cash distributions          (2,648,446)   (2,648,446)
                                        ----------    ----------

                                         3,185,036     3,184,234
                                        ----------    ----------

Total partners' capital accounts         2,906,881     2,905,990
                                        ----------    ----------

                                        $2,930,841    $2,938,036
                                        ----------    ----------
                                        ----------    ----------


         See accompanying notes to financial statements.

                       MISSION BAY SUPER 8 LTD.,
                   A California Limited Partnership
                        Statement of Operations
                             (Unaudited)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ----------------------------
                                        1995              1994
                                     ----------        ----------
Revenues:
  Room revenues                      $  191,376        $  194,525
  Phone revenues                          8,290             9,649
  Interest income                           106               104
  Other income                            4,544             1,819
                                     ----------        ----------
                                        204,316           206,097
                                     ----------        ----------


Expenses:
  Property operating expenses            84,294            81,149
  Depreciation                           21,051            18,555
  General and Administrative             37,479            41,804
  Amortization                              250               250
  Management fees                        12,204            12,360
  Royalties                               7,626             7,787
  Repairs and Maintenance                12,125            14,213
  Real estate taxes                      11,763            12,397
  Marketing                              10,799            14,816
  Property and liability insurance        5,834             4,650
                                     ----------        ----------
                                        203,425           207,981
                                     ----------        ----------

Net earnings                         $      891        $  (1,884)
                                     ----------        ----------
                                     ----------        ----------

Net earnings per limited
 partnership interest                $     0.12        $   (0.26)
                                     ----------        ----------
                                     ----------        ----------





           See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $      891         $   (1,884)
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                                         21,301             18,805
    Changes in assets and liabilities:
      (Increase) in other assets:                                        (18,256)            12,239
      Increase in liabilities:
        Accounts payable and accrued expenses                             (8,086)             4,297
                                                                      ----------         ----------

          Net cash provided by operating activities                       (4,150)            33,457
                                                                      ----------         ----------

Cash flows used in or provided from investing activities:
  Acquisition and construction costs of investment property              (12,003)           (11,288)
                                                                      ----------         ----------

          Net cash provided from investing activities                    (12,003)           (11,288)
                                                                      ----------         ----------

Cash flows from financing activities:
  Increase (decrease) in due to affiliates                                 9,367              6,713
  Cash distributions                                                           0                  0
                                                                      -----------        ----------

          Net cash (used in) financing activities                          9,367              6,713
                                                                      ----------         ----------

Net increase (decrease) in cash                                           (6,786)            28,882

Cash and cash equivalents at beginning of period                          43,260              9,501
                                                                      ----------         ----------

Cash and cash equivalents at end of period                            $   36,474         $   38,383
                                                                      ----------         ----------
                                                                      ----------         ----------




                               See accompanying notes to financial statements.

                  Notes to Financial Statements
                          March 31, 1995
                           (Unaudited)

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-9075-LA) for the period ended December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Mission Bay Super 8 Ltd., A California Limited Partnership (the Partnership), (formerly Motels of America Series IX), a California Limited Partnership, was formed on February 5, 1987 pursuant to the California Revised Uniform Limited Partnership Act. The purpose of the Partnership is to construct, own, and operate a 117-room "economy" motel under a Super 8 Franchise. The motel was opened in November 1987.

The following is a summary of the Partnership's significant accounting policies:

   CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

   INVESTMENT PROPERTY

Investment property is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repair costs are expensed as incurred, while significant improvements, replacements, and major renovation are capitalized.

   FRANCHISE FEES

Franchise fees are amortized over the 20-year life of the franchise agreement.

   INCOME TAXES

No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.







                                                      (Continued)
                              7

                   MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership
           Notes to Financial Statements, Continued

    NET INCOME PER INTEREST

Net income per interest is based upon the 90% allocated to limited partners divided by 6,600 limited partner interests outstanding throughout the year.

2.  PARTNERSHIP AGREEMENT

Net income or loss and cash distributions from operations of the Partnership are allocated 90% to the limited partners and 10% to the general partner. Profits from the sale or other disposition of Partnership property are to be allocated to the general partner until its capital account equals zero; thereafter, to the limited partners until their capital accounts equal their capital contributions reduced by prior distributions of cash from sale or refinancing plus an amount equal to a cumulative but not compounded annual 8% return thereon which cumulative return shall be reduced (but not below zero) by the aggregate amount of prior distributions of cash available for distribution; thereafter, gain shall be allocated 15% to the general partner and 85% to the limited partners. Loss from sale shall be allocated 1% to the general partner and 99% to the limited partners.

3.  FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction and operation of the motel. The agreement required the payment of an initial fee of $20,000 and ongoing royalties equal to 4% of gross room revenues and a chain-affiliated advertising fee equal to 2% of gross room revenues.

4.  RELATED PARTY TRANSACTIONS

The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

GHG and an affiliate, GMS Management Services, Inc. (GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.

                                                      (Continued)
                                8

                   MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership

           Notes to Financial Statements, Continued


4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended March 31, 1995 and September 30, 1994 are as follows:

                                   3/31/95    3/31/94
                                   -------    -------
         Management Fees           $12,204    $12,360
         Reimbursement for
           partnership admini-
           stration expenses       $10,106    $10,620


In addition, all motel employees are paid by GMS.  The
Partnership reimburses GMS for the wages of these employees plus a one percent processing fee.

During 1994, the Partnership transferred carpeting to GMS at the Partnership's cost of $23,500 and recorded a receivable from GMS.

At March 31, 1995, $18,064 was due from GHG and GMS relating to reimbursement for these operating expenses.

5.  PROPOSED EXCHANGE OF INVESTMENT PROPERTY AND WRITEDOWN TO
APPRAISED VALUE

Management is presently considering the possibility of exchanging substantially all of the Partnership's investment property for common stock in a real estate investment trust (REIT). Under this proposal, the common stock in the REIT would be distributed to the limited partners and the Partnership would be dissolved. The proposed transaction is contingent upon management reaching a satisfactory agreement with the REIT and is subject to the approval of the limited partners.

In connection with this proposed transaction, an independent appraiser valued the Partnership's investment property at $2,810,000 as of August 1, 1994. Because of the significant decrease in the market value of investment property, and the proposed exchange of investment property for common stock in a REIT, management has elected to writedown the Partnership's investment property to its appraised value of $2,810,000 as of December 31, 1994.


                                                      (Continued)
                                9

                   MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership

           Notes to Financial Statements, Continued


6.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) No person or group is known to the Partnership to be the beneficial owner of more than 5% of the outstanding limited partnership interests in the Partnership.

(b) The general partner does not directly or indirectly own any limited partnership interests in the Partnership. The general partner does not possess a right to acquire beneficial ownership of limited partnership interests in the Partnership.

(c) There are no arrangements, known to the Partnership, which may result in a change in control of the Partnership other than the proposal to exchange the Partnership's investment property for common stock in a REIT as discussed in Note 5.

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition:

On November 19, 1986, the Partnership commenced its public offering pursuant to its Prospectus. On June 15, 1987, the Partnership completed the public offering. The Partnership received $5,761,115 (net of offering costs of $838,885) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds was used to acquire and construct the 117-room "economy" motel on approximately 1.056 acres of land.

The Partnership's liquidity is indicated by net working capital which was $93,350 at March 31, 1995 and $83,161 at December 31,
1994.

At March 31, 1995, the Partnership had cash and cash equivalents of approximately $36,474. Such funds will be utilized to make distributions to partners and for working capital requirements.

Results of Operations:

For the three months ended March 31, 1995, room revenues were $191,376, the occupancy rate was 47.8% and the average daily rate was $38.02. This compares to the three months ended March 31, 1994 with room revenues of $194,525, occupancy rate of 50.59% and an average daily rate of $36.52. For the three months ended March 31, 1995, the hotel experienced a profit of $891. This compares to the three months ended March 31, 1994 which resulted in a loss of $1,884.

There is significant competition in the lodging market. The Partnership is in competition either directly or indirectly with a large number of hotels and motels of varying quality and sizes, including other motels which are part of national or regional chains. Such hotels and motels may have greater financial resources and personnel with more experience than the Partnership and the general partner. The San Diego area in particular has a large number of hotel and motel projects that in the aggregate could dilute average occupancy and affect profitability. The Partnership's motel does not compete directly with any large budget motel chains, but competes indirectly in the greater San Diego area with such budget motels as Comfort Inns and E-Z "8" Motels.

A leading industry publication has reported that, in the economy and budget market, occupancies in this region are expected to

                                                      (Continued)
                                10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

increase by 1% and average daily room rates are expected to increase by $2.00 in 1995. Management feels the downward trend of the first quarter 1995 will not reverse until later in the second quarter. San Diego is hosting several city-wide conventions during the summer months that will boost occupancy and average daily room rates.

The effect of current operations on liquidity was net cash used by operating activities of $4,150 for the three months ended
March 31, 1995 and net cash provided by operating activities of $33,457 for the three months ended March 31, 1994.

Seasonality:

The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel operations to have negative cash flow during these weak periods.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              May 3, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              May 3, 1995