Form 10QSB
period 1995-06-30
MISSION BAY SUPER 8 LTD
filed 1995-08-14
CIK 803868

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 1995
                                    OR

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

     Balance Sheet as of June 30, 1995 and December 31, 1994.

     Statement of Operations for the three- and six-month periods ended June 30, 1995 and June 30, 1994.

     Statement of Cash Flows for the six-month periods ended
June 30, 1995 and June 30, 1994.

     Notes to Financial Statements.

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                             (Part 1)

                                        June 30,     December 31,
                                          1995           1994

          ASSETS
Current Assets:
 Cash and cash equivalents              $  105,975    $   43,260
 Accounts receivable                        18,464        15,428
 Operating Supplies                         19,660        19,204
 Prepaid expenses                           34,179         9,884
 Due from affiliates (Note 4)               31,362        27,431
                                        ----------    ----------

Total Current Assets                    $  209,640    $  115,207
                                        ----------    ----------

Investment property, at cost:
 Land                                    1,212,000     1,212,000
 Building and improvements (Note 5)      2,024,033     2,024,033
 Furniture, fixtures and equipment         719,211       702,412
                                        ----------    ----------

                                         3,955,244     3,938,445
 Less accumulated depreciation           1,170,547     1,128,445
                                        ----------    ----------
   Investment property, net of
    accumulated depreciation             2,784,697     2,810,000

Deferred organization costs and
 franchise fee, net (Note 3)                12,329        12,829
Construction in Progress                         0             0
                                        ----------    ----------

                                        $3,006,666    $2,938,036
                                        ----------    ----------
                                        ----------    ----------




                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                             (Part 2)

                                        June 30,     December 31,
                                          1995           1994


         LIABILITIES AND
    PARTNER'S CAPITAL ACCOUNTS

Current liabilities:
 Accounts payable                       $   18,440    $   20,782
 Accrued expenses                            6,823        11,264
 Due to affiliates (Note 5)                      0             0
                                        ----------    ----------

Total current liabilities                   25,263        32,046
                                        ----------    ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                   15,494         7,953
  Cumulative cash distributions           (286,197)     (286,197)
                                        ----------    ----------

                                          (270,703)     (278,244)

Limited partners:
 Capital contributions,
  net of offering costs                  5,761,115     5,761,115
 Cumulative net earnings                   139,437        71,565
 Cumulative cash distributions          (2,648,446)   (2,648,446)
                                        ----------    ----------

                                         3,252,106     3,184,234
                                        ----------    ----------

Total partners' capital accounts         2,981,403     2,905,990
                                        ----------    ----------

                                        $3,006,666    $2,938,036
                                        ----------    ----------
                                        ----------    ----------


         See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Operations
                                                  (Unaudited)

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                     ----------------------------       -----------------------------
                                        1995              1994             1995              1994
                                     ----------        ----------       -----------       -----------

Revenues:
  Room revenues                      $  287,034        $  236,189        $  478,410        $  430,714
  Phone revenues                          8,306             9,338            16,596            18,987
  Interest income                            76                97               182               201
  Other income                            9,327             4,985            13,871             6,804
                                     ----------        ----------        ----------        ----------
                                        204,316           206,097           509,059           456,706
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses            96,293            91,312           180,587           172,461
  Depreciation                           21,051            18,554            42,102            37,109
  General and Administrative             41,194            36,689            72,840            70,572
  Amortization                              250               250               500               500
  Management fees                        18,250            15,030            30,454            27,390
  Royalties                              11,495             9,448            19,121            17,235
  Repairs and Maintenance                13,859            13,301            25,984            27,514
  Real estate taxes                      10,963            12,947            22,726            25,344
  Marketing                              16,866            14,869            27,665            29,685
  Property and liability insurance        5,833             7,921            11,667            12,571
                                     ----------        ----------        ----------        ----------
                                        236,054           220,321           433,646           420,381
                                     ----------        ----------        ----------        ----------

Net earnings                         $   68,689        $   30,288        $   75,413        $   36,325
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $     9.37        $     4.13        $    10.28        $     4.95
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------





                           See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      -----------------------------
                                                                         1995               1994
                                                                      ----------         ----------
Cash flows from operating activities:
  Net earnings                                                        $   75,412         $   36,325
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                                         42,602             37,609
    Changes in assets and liabilities:
      (Increase) in other assets:                                        (27,787)            (6,908)
      Increase in liabilities:
        Accounts payable and accrued expenses                             (6,783)             5,432
                                                                      ----------         ----------

          Net cash provided by operating activities                       83,445             72,458
                                                                      ----------         ----------

Cash flows used in or provided from investing activities:
  Acquisition and construction costs of investment property              (16,799)           (15,341)
  Depletion of investment property (note 5)                                                  25,702
                                                                      ----------         ----------

          Net cash provided from investing activities                    (16,799)            10,361
                                                                      ----------         ----------

Cash flows from financing activities:
  Increase (decrease) in due to affiliates                                (3,931)           (26,009)
  Cash distributions                                                           0                  0
                                                                      -----------        ----------

          Net cash (used in) financing activities                         (3,931)           (26,009)
                                                                      ----------         ----------

Net increase (decrease) in cash                                           62,715             58,810

Cash and cash equivalents at beginning of period                          43,260              9,501
                                                                      ----------         ----------

Cash and cash equivalents at end of period                            $  105,975         $   66,311
                                                                      ----------         ----------
                                                                      ----------         ----------




                          See accompanying notes to financial statements.

                  Notes to Financial Statements
                          June 30, 1995
                           (Unaudited)

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

                                                      (Continued)
                                8

                   MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership

           Notes to Financial Statements, Continued

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended June 30, 1995 and June 30, 1994 and for the six months ended June 30, 1995 and June
30, 1994 are as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED
                          ------------------   ------------------
                          6/30/95    6/30/94   6/30/95    6/30/94
                          -------    -------   -------    -------
Management Fees           $12,204    $12,360   $30,454    $27,390
Reimbursement for
  partnership admini-
  stration expenses       $10,105    $10,620   $20,211    $21,240


In addition, all motel employees are paid by GMS.  The
Partnership reimburses GMS for the wages of these employees plus a one percent processing fee.

During 1994, the Partnership transferred carpeting to GMS at the Partnership's cost of $23,500 and recorded a receivable from GMS.

At June 30, 1995, $31,362 was due from GHG and GMS relating to reimbursement for these operating expenses.

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

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended June 30, 1995.

8.  SUBSEQUENT EVENTS

In August 1995, the partnership paid a distribution of $89,999.07 to the limited partners.

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

The Partnership's liquidity is indicated by net working capital which was $184,377 at June 30, 1995 and $83,161 at December 31,
1994.

At June 30, 1995, the Partnership had cash and cash equivalents of approximately $105,975. Such funds will be utilized to make distributions to partners and for working capital requirements.

Results of Operations:

For the three months ended June 30, 1995, room revenues were $287,034, the occupancy rate was 58.6% and the average daily rate was $46.03. This compares to the three months ended June 30, 1994 with room revenues of $236,189, occupancy rate of 51.76% and an average daily rate of $42.86. For the three months ended June 30, 1995, the hotel experienced a profit of $68,689. This compares to the three months ended June 30, 1994, which resulted in a profit of $30,288.

For the six months ended June 30, 1995, room revenues were $478,410, the occupancy rate was 55.1% and average daily rate was $41.00. This compares to June 30, 1994 with room revenues of $430,714, occupancy rate of 51.18% and an average daily rate of $39.74.

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

A leading industry publication had reported that, in the economy and budget market, occupancies in this region are expected to increase by 1% and average daily room rates are expected to increase by $2.00 in 1995. The downward trend of 1994 and the first quarter 1995 has begun to reverse beginning in this

                                                 (Continued)
                                11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

second quarter 1995. San Diego hosted several city-wide conventions during June 1995 that increased occupancy and average daily room rates compared to 1994 and 1993. Management expects the remaining summer months of 1995 to be increased over 1994 and 1993 but not as significantly increased as this quarter ended June 30, 1995.

The effect of current operations on liquidity was net cash provided by operating activities of $83,445 for the six months ended June 30, 1995 and net cash provided by operating activities of $72,458 for the six months ended June 30, 1994.

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

(REGISTRANT)        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              August 11, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              August 11, 1995