Form 10QSB/A
period 1995-06-30
MISSION BAY SUPER 8 LTD
filed 1995-11-08
CIK 803868

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Operations
                                         Three Months and Nine Months
                                   Ended Sept. 30, 1994 and Sept. 30, 1993
                                                  (Unaudited)

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                     ----------------------------       -----------------------------
                                        1994              1993             1994              1993
                                     ----------        ----------       ----------        ----------

Revenues:
  Room revenues                      $  368,331         $ 356,835       $  799,045        $  802,709
  Phone revenues                         12,605             8,916           31,592            21,787

  Interest income                           470               876              671             2,224
  Other income                           10,990            15,127           17,794            27,776

                                     ----------         ----------      ----------        ----------

                                        392,396           381,754          849,102           854,496
                                     ----------         ----------      ----------        ----------


Expenses:
  Property operating expenses           122,638           127,495          295,099           320,119
  Depreciation                           18,554            49,110           55,663           147,330
  General and administrative             35,449            42,964          118,592           151,503
  Amortization                              250               252              750               756
  Management fees                        23,516            22,852           50,906            51,135
  Royalties                              30,717            30,329           47,952            48,168
  Repairs and maintenance                15,352            14,229           42,866            42,795
  Real estate taxes                      12,147            10,673           37,491            35,562
  Marketing                               2,837             2,156           32,522            30,595

                                     ----------        ----------       ----------        ----------

                                        261,460           300,060          681,841           827,963

                                     ----------        ----------       ----------        ----------

Net earnings                         $  130,936        $   81,694       $  167,261        $   26,533
                                     ==========        ==========       ==========        ==========
Net earnings per limited
  partnership interest               $    17.85        $    11.14       $    22.81        $     3.62
                                     ==========        ==========       ==========        ==========






                           See accompanying notes to financial statements.

                                                  5

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              October 27, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              October 27, 1995