Form 10QSB/A
period 1995-06-30
MISSION BAY SUPER 8 LTD
filed 1995-11-08
CIK 803868

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                            (Unaudited)
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




                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
                            (Unaudited)
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

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Operations
                                                  (Unaudited)

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                     ----------------------------       -----------------------------
                                        1995              1994             1995              1994
                                     ----------        ----------       -----------       -----------

Revenues:
  Room revenues                      $  287,034        $  236,189        $  478,410        $  430,714
  Phone revenues                          8,306             9,338            16,596            18,987
  Interest income                            76                97               182               201
  Other income                            9,327             4,985            13,871             6,804
                                     ----------        ----------        ----------        ----------
                                        304,743           250,609           509,059           456,706
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses            96,293            91,312           180,587           172,461
  Depreciation                           21,051            18,554            42,102            37,109
  General and Administrative             41,194            36,689            72,840            70,572
  Amortization                              250               250               500               500
  Management fees                        18,250            15,030            30,454            27,390
  Royalties                              11,495             9,448            19,121            17,235
  Repairs and Maintenance                13,859            13,301            25,984            27,514
  Real estate taxes                      10,963            12,947            22,726            25,344
  Marketing                              16,866            14,869            27,665            29,685
  Property and liability insurance        5,833             7,921            11,667            12,571
                                     ----------        ----------        ----------        ----------
                                        236,054           220,321           433,646           420,381
                                     ----------        ----------        ----------        ----------

Net earnings                         $   68,689        $   30,288        $   75,413        $   36,325
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $     9.37        $     4.13        $    10.28        $     4.95
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------





                           See accompanying notes to financial statements.

                                                  5

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


    In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $54,568 for the wages of these employees plus a one percent processing fee.

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