Form 10QSB
period 1995-09-30
MISSION BAY SUPER 8 LTD
filed 1995-11-13
CIK 803868

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                            Form 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    OR

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

     Balance Sheet as of September 30, 1995 and December 31,
1994.

     Statement of Operations for the three- and six-month periods ended September 30, 1995 and September 30, 1994.

     Statement of Cash Flows for the three- six-month periods ended September 30, 1995 and September 30, 1994.

     Notes to Financial Statements.

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
             September 30, 1995 and December 31, 1994
                             (Unaudited)
                             (Part 1)

                                     September 30,   December 31,
                                          1995           1994

          ASSETS
Current Assets:
 Cash and cash equivalents              $  201,713    $   43,260
 Accounts receivable                        18,854        15,428
 Operating supplies                         19,340        19,204
 Prepaid expenses                           46,009         9,884
 Due from affiliates (Note 4)                    0        27,431
                                        ----------    ----------

Total Current Assets                    $  285,916    $  115,207
                                        ----------    ----------

Investment property, at cost:
 Land                                    1,212,000     1,212,000
 Building and improvements (Note 5)      2,024,033     2,024,033
 Furniture, fixtures and equipment         719,695       702,412
                                        ----------    ----------

                                         3,955,728     3,938,445
 Less accumulated depreciation           1,190,533     1,128,445
                                        ----------    ----------
   Investment property, net of
    accumulated depreciation             2,765,195     2,810,000

Deferred organization costs and
 franchise fee, net (Note 3)                12,079        12,829
Construction in Progress                         0             0
                                        ----------    ----------

                                        $3,063,190    $2,938,036
                                        ----------    ----------
                                        ----------    ----------




                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
             September 30, 1995 and December 31, 1994
                            (Unaudited)
                             (Part 2)

                                     September 30,   December 31,
                                          1995           1994


         LIABILITIES AND
    PARTNER'S CAPITAL ACCOUNTS

Current liabilities:
 Accounts payable                       $   15,037    $   20,782
 Accrued expenses                           13,254        11,264
 Due to affiliates (Note 5)                  2,495             0
                                        ----------    ----------

Total current liabilities                   30,786        32,046
                                        ----------    ----------
Partners' capital accounts (deficit):
 General Partners:
  Cumulative net earnings                   30,594         7,953
  Cumulative cash distributions           (296,197)     (286,197)
                                        ----------    ----------

                                          (265,603)     (278,244)

Limited partners:
 Capital contributions,
  net of offering costs                  5,761,115     5,761,115
 Cumulative net earnings                   275,338        71,565
 Cumulative cash distributions          (2,738,446)   (2,648,446)
                                        ----------    ----------

                                         3,298,007     3,184,234
                                        ----------    ----------

Total partners' capital accounts         3,032,404     2,905,990
                                        ----------    ----------

                                        $3,063,190    $2,938,036
                                        ----------    ----------
                                        ----------    ----------


         See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Operations
                                                  (Unaudited)

                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                     ----------------------------       -----------------------------
                                        1995              1994             1995              1994
                                     ----------        ----------       -----------       -----------

Revenues:
  Room revenues                      $  395,068        $  368,331        $  873,478        $  799,045
  Phone revenues                         10,783            12,605            27,379            31,592
  Interest income                           579               470               761               671
  Other income                           14,908            10,990            28,779            17,794
                                     ----------        ----------        ----------        ----------
                                        421,338           392,396           930,397           849,102
                                     ----------        ----------        ----------        ----------

Expenses:
  Property operating expenses           129,616           122,638           310,203           295,099
  Depreciation                           19,986            18,554            62,088            55,663
  General and Administrative             33,232            29,615           106,072           100,187
  Amortization                              250               250               750               750
  Management fees                        25,245            23,516            55,699            50,906
  Royalties                              15,802            14,749            34,923            31,984
  Repairs and Maintenance                13,440            15,352            39,424            42,866
  Real estate taxes                       9,153            12,147            31,879            37,491
  Marketing                              17,694            18,805            45,359            48,490
  Property and liability insurance        5,919             5,834            17,586            18,405
                                     ----------        ----------        ----------        ----------
                                        270,337           261,460           703,983           681,841
                                     ----------        ----------        ----------        ----------

Net earnings                         $  151,001        $  130,936        $  226,414        $  167,261
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------

Net earnings per limited
 partnership interest                $    20.59        $    17.85        $    30.87        $    22.81
                                     ----------        ----------        ----------        ----------
                                     ----------        ----------        ----------        ----------





                           See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                   -------------------------     -------------------------
                                                      1995           1994           1995           1994
                                                   ----------     ----------     ----------     ----------
Cash flows from operating activities:
  Net earnings                                     $  151,001     $  130,936     $  226,414     $  167,261
  Adjustments to reconcile net earnings to cash:
    Depreciation and amortization                      20,236         18,804         62,840         56,413
    Changes in assets and liabilities:
      (Increase) in other assets:                     (11,900)        17,052        (39,687)        10,144
      Increase in liabilities:
        Accounts payable and accrued expenses           3,028)          (621)        (3,755)         4,811
                                                   ----------     ----------     ----------     ----------

      Net cash provided by operating activities       162,365        166,171        245,812        238,629
                                                   ----------     ----------     ----------     ----------

Cash flows used in or provided
 from investing activities:
    Acquisition and construction costs
     of investment property                               (484)        (3,472)       (17,283)       (18,813)
    Depletion of investment property (note 5)                0              0              0         25,702
                                                    ----------     ----------     ----------     ----------

      Net cash provided from investing activities         (484)        (3,472)       (17,283)         6,889
                                                    ----------     ----------     ----------     ----------

Cash flows from financing activities:
  Increase (decrease) in due to affiliates              33,857          8,412         29,924        (17,597)
  Cash distributions                                  (100,000)       (50,000)      (100,000)       (50,000)
                                                    ----------     ----------     ----------     ----------

          Net cash (used in) financing activities      (66,143)       (41,588)       (70,076)       (67,597)
                                                    ----------     ----------     ----------     ----------

Net increase (decrease) in cash                         95,738        121,111        158,453        177,921

Cash and cash equivalents at beginning of period       105,975         66,311         43,260          9,501
                                                    ----------     ----------     ----------     ----------

Cash and cash equivalents at end of period          $  201,713     $  187,422     $  201,713     $  187,422
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------




                          See accompanying notes to financial statements.

                  Notes to Financial Statements
                        September 30, 1995
                           (Unaudited)

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

                                                      (Continued)
                                8

                   MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership

           Notes to Financial Statements, Continued

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees and reimbursements for partnership administration expenses paid to GHG and GMS for the three months ended September 30, 1995 and September 30, 1994 and for the nine months ended September
30, 1995 and September 30, 1994 are as follows:

                          THREE MONTHS ENDED   NINE MONTHS ENDED
                          ------------------   ------------------
                          9/30/95    9/30/94   9/30/95    9/30/94
                          -------    -------   -------    -------
Management Fees           $25,245    $23,516   $55,699    $50,906
Reimbursement for
  partnership admini-
  stration expenses       $10,107    $10,620   $30,317    $31,860


In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $61,231 for the wages of these employees plus a one percent processing fee.

At September 30, 1995, $2,495 was due to GHG and GMS relating to reimbursement for these operating expenses.

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

7.  ADJUSTMENTS

In the opinion of the general partners, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1995.

8.  SUBSEQUENT EVENTS

In November 1995, the partnership paid a distribution of $99,000.00 to the limited partners.

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

The Partnership's liquidity is indicated by net working capital which was $255,130 at September 30, 1995 and $83,161 at December
31, 1994.

At September 30, 1995, the Partnership had cash and cash equivalents of approximately $201,713. Such funds will be utilized to make distributions to partners and for working capital requirements.

Results of Operations:

For the three months ended September 30, 1995, room revenues were $395,068, the occupancy rate was 74% and the average daily rate was $49.59. This compares to the three months ended September 30, 1994 with room revenues of $368,331, occupancy rate of 73.1% and an average daily rate of $46.81. For the three months ended September 30, 1995, the hotel experienced a profit of $151,001. This compares to the three months ended September 30, 1994, which resulted in a profit of $130,936.

For the nine months ended September 30, 1995, room revenues were $873,478, the occupancy rate was 61.47% and average daily rate was $44.49. This compares to September 30, 1994 with room revenues of $799,045, occupancy rate of 58.58% and an average daily rate of $42.72.

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






                                                 (Continued)
                                11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

The effect of current operations on liquidity was net cash provided by operating activities of $245,812 for the nine months ended September 30, 1995 and net cash provided by operating activities of $238,629 for the nine months ended September 30, 1994.

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

(REGISTRANT)        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              November 10, 1995

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller
(DATE)              November 10, 1995