Form 10KSB
period 1995-12-31
MISSION BAY SUPER 8 LTD
filed 1996-03-28
CIK 803868

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1995

                     Commission File No.: 33-9075-LA

        Mission Bay Super 8 Ltd., A California Limited Partnership
              (Name of small business issuer in its charter)

          California                              33-0202890
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

3145 Sports Arena Blvd., San Diego, California              92110
   (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:   (619) 226-1212

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                    Limited Partnership Interests
                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        / X /  Yes  /  /  No

State issuer's revenues for its most recent fiscal year: $1,143,982.

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no established market and the securities have only limited voting rights.

State the number of limited partnership interests outstanding as of December 31, 1995: 6,600 interests held by 1,149 limited partners.

DOCUMENT INCORPORATED BY REFERENCE

Definitive Prospectus dated November 19, 1986 is incorporated by reference into Part III.

                                  PART I

Item 1.  Business

         Mission Bay Super 8 Ltd., A California Limited Partnership, formerly Motels of America Series IX, A California Limited Partnership, (the Partnership) was formed on February 5, 1987 pursuant to the California Revised Uniform Limited Partnership Act. As of December 31, 1995, the Partnership consisted of a general partner, GHG Hospitality, Inc. (GHG), and 1,149 limited partners owning 6,600 limited partnership interests. The limited partnership interests sold at a public offering price of $1,000 each commencing November 19, 1986 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-9075-LA). The offering of $6,600,000 was fully subscribed and closed on June 15, 1987.

         The Partnership was organized to acquire a parcel of property in the Mission Bay area of San Diego, California, and build and operate thereon a 117-room "economy" motel as a franchise of Super 8 Motels, Inc. The motel was opened for business in November 1987 under a twenty-year franchise agreement with Super 8 Motels, Inc. which required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues. Since January 1, 1990, the motel has been operated pursuant to a management agreement with GHG.

         As more fully discussed in Item 6, the limited partners have approved a proposal to exchange substantially all of the Partnership's assets for common stock in a real estate investment trust which would be distributed to the limited partners in a final liquidating distribution. The proposal is conditioned upon the real estate investment trust completing a $5 million initial public offering by April 3, 1996.

         The profitability of a motel is subject to general economic risks, the management ability of the operator, intense competition, desirability of a particular location, and other factors relating to its operations.
The demand for particular accommodations may vary seasonally and may be affected by economic recessions, changes in travel patterns caused by changes in energy prices, strikes, relocation of highways, the construction of additional highways and other factors. To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurnishing, and maintaining existing facilities prior to the expiration of their anticipated useful lives.

         There is no assurance that the Partnership's motel can be profitably operated. Further, there is no assurance the motel can be sold at a profit. Consequently, there is no guarantee of any profit or that the limited partners' investments will be preserved against loss.

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

         The Partnership has no employees.

Item 2.  Property

         The Partnership acquired the following property on February 5, 1987. The Partnership does not intend to acquire any additional property.

         Property name and address      Property description
         -------------------------      -----------------------

         Mission Bay Super 8 Motel      A 117-room "economy" motel on
         4540 Mission Bay Drive         approximately 1.056 acres of
         San Diego, CA  92109           land.

         The Partnership purchased the land for $2,352,000, including closing costs, demolished the structure on the land, and constructed the motel.

         In the opinion of the Partnership's management, the property is adequately covered by insurance.

Item 3.  Legal Proceedings

         The Partnership is not subject to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         A Prospectus/Consent Solicitation Statement was submitted to the limited partners in December 1995 for the purpose of soliciting their consent to a proposal to exchange substantially all of the Partnership's assets for common stock in a real estate investment trust which would be distributed to the limited partners in a final liquidating distribution. The proposal, which required the approval of at least 67% of the limited partnership interests, was approved by 71% of the limited partnership interests in January 1996. The proposal is conditioned upon the real estate investment trust completing a $5 million initial public offering by April 3, 1996.

                                 PART II

Item 5.  Market for Limited Partnership Interests and Related Partner
         Matters

         There is no public trading market for the Partnership's limited partnership interests. There were approximately 1,149 holders of the Partnership's 6,600 limited partnership interests as of December 31, 1995. Cash distributions to holders of limited partnership interests totaled $189,000 ($28.64 per interest) in 1995 and $180,000 ($27.27 per interest)
in 1994.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Financial Condition:

         On November 19, 1986, the Partnership commenced its public offering pursuant to its Prospectus. On June 15, 1987, the Partnership completed the public offering. The Partnership received $5,761,115 (net of offering costs of $838,885) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds were used to acquire and construct the property identified in Item 2 above.

         The Partnership's liquidity is indicated by net working capital which was $116,601 at December 31, 1995 and $83,161 at December 31, 1994. The increase in net working capital is primarily due to cash flow from operations of $278,860, less investment property expenditures of $21,771 and cash distributions to partners of $210,000, in 1995.

         In January 1996, the limited partners approved a proposal to exchange substantially all of the Partnership's investment property for 251,946 shares of Class A Common Stock in Host Funding, Inc., a real estate investment trust (REIT). The number of shares to be received is based on an initial exchange value of $10 per share. Under this proposal, the common stock in the REIT would be distributed to the limited partners and the Partnership would be dissolved. Approximately 10% of the limited partners perfected their rights as dissenting partners and will receive cash for their limited partnership interests. The total value of the transaction is approximately $2.8 million based on the initial exchange value of the common stock and the cash to be paid to dissenting partners. The proposed transaction is conditioned upon Host Funding, Inc. completing a proposed $5,000,000 initial public offering of its common stock by April 3, 1996.

         In connection with this proposed transaction, an independent appraiser valued the Partnership's investment property at $2,810,000 as of August 1, 1994. Because of the significant decrease in the market value of investment property, and the proposed exchange of investment property for common stock in the REIT, management elected to writedown the Partnership's investment property to its appraised value of $2,810,000 as of December 31, 1994.

         Prior to December 1994, management expected that the undiscounted sum of future cash flows from the property would be sufficient to recover its carrying value and no writedown was recorded. In December 1994, management signed a letter outlining certain terms of the proposed transaction. Because of the proposed transaction, management believed, as of December 1994, that it was no longer reasonable to expect that the undiscounted sum of future cash flows from the property would be sufficient to recover its carrying value and, therefore, management decided to writedown investment property to its appraised value.

         During 1995, the Partnership paid certain costs related to the proposed transaction. The costs paid by the Partnership totaled $60,032 of which $35,032 is an expense of the Partnership and $25,000 is to be reimbursed by the REIT when the proposed transaction is completed. The $25,000 to be reimbursed by the REIT is included in accounts receivable at December 31, 1995.

         Results of Operations:

         Net income (loss) was $181,260 in 1995 and $(1,381,028) in 1994.
Total revenues were $1,143,982 in 1995 and $1,054,819 in 1994.  The property operated at an occupancy rate of 57.7% in 1995 and 54.9% in 1994. The average daily room rate was $43.45 in 1995 and $42.20 in 1994. The net loss for 1994 resulted from an unrealized loss due to decline in value of investment property of $1,534,950 as discussed above. In 1995, the Partnership incurred nonrecurring expenses of $35,032 related to the proposed sale of its assets to a real estate investment trust as discussed above.

         San Diego is hosting several city-wide conventions including the Republican National Convention during the summer months of 1996 that should boost occupancy and average daily room rates.

         The effect of current operations on liquidity was net cash provided by operating activities of $278,860 in 1995 and $250,369 in 1994. The cash was used primarily for cash distributions to partners which were $210,000 in 1995 and $200,000 in 1994 and for investment property expenditures which were $21,771 in 1995 and $16,610 in 1994.

         Seasonality:

         The motel business is seasonal with the third quarter being the strongest due to the tourist business and the last half of the fourth quarter and the first half of the first quarter being the weakest. It is not unusual for the motel operations to have negative cash flow during this weak period.

Item 7.  Financial Statements and Supplementary Data



                        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership



                                I N D E X
                                                                    Pages

Independent Auditor's Report                                           7


Balance Sheets, December 31, 1995 and 1994                            8-9


Statements of Operations, Years Ended December 31, 1995
  and 1994                                                            10

Statements of Partners' Capital, Years Ended December 31,
  1995 and 1994                                                       11


Statements of Cash Flows, Years Ended December 31, 1995
  and 1994                                                            12


Notes to Financial Statements                                       13-16

                      Independent Auditor's Report


The Partners
Mission Bay Super 8 Ltd.,
A California Limited Partnership

       We have audited the balance sheets of Mission Bay Super 8 Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Bay Super 8 Ltd., A California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

       As more fully discussed in Note 5, the limited partners have approved a proposal to exchange substantially all of the Partnership's assets for common stock in a real estate investment trust which would be distributed to the limited partners in a final liquidating distribution. The proposal is conditioned upon the real estate investment trust completing an initial public offering.



/s/ Levitz, Zacks & Ciceric
San Diego, California
February 12, 1996

                         MISSION BAY SUPER 8 LTD.,
                     A California Limited Partnership
                              Balance Sheets
                        December 31, 1995 and 1994
                                 (Part 1)


            ASSETS                              1995           1994
                                             ----------     ----------
Current Assets:
  Cash and cash equivalents                  $   65,349     $   43,260
  Accounts receivable                            41,550         15,428
  Operating supplies                             18,891         19,204
  Prepaid expenses                               21,729          9,884
  Due from affiliates                               -0-         27,431
                                             ----------     ----------
      Total current assets                      147,519        115,207
                                             ----------     ----------

Investment property, at carrying value:
  Land                                        1,212,000      1,212,000
  Building and improvements                   2,024,033      2,024,033
  Furniture, fixtures and equipment             724,183        702,412
                                             ----------     ----------
                                              3,960,216      3,938,445

  Less accumulated depreciation               1,211,396      1,128,445
                                             ----------     ----------

      Investment property, net                2,748,820      2,810,000
                                             ----------     ----------

Franchise fees, net                              11,829         12,829
                                             ----------     ----------

      Total assets                           $2,908,168     $2,938,036
                                             ----------     ----------
                                             ----------     ----------


              See accompanying notes to financial statements.

                         MISSION BAY SUPER 8 LTD.,
                     A California Limited Partnership
                              Balance Sheets
                        December 31, 1995 and 1994
                                 (Part 2)

      LIABILITIES AND PARTNERS' CAPITAL         1995           1994
                                             ----------     ----------
Current Liabilities:
  Accounts payable                           $   12,444     $   20,782

  Accrued expenses                                9,136         11,264

  Due to affiliates                               9,338            -0-
                                             ----------     ----------

      Total current liabilities                  30,918         32,046
                                             ----------     ----------

Partners' Capital:
  General partner:
    Cumulative net income                        26,079          7,953
    Cumulative cash distributions              (307,197)      (286,197)
                                             ----------     ----------

                                               (281,118)      (278,244)
                                             ----------     ----------
  Limited partners (6,600 interests):
    Capital contributions,
      net of offering costs                   5,761,115      5,761,115
    Cumulative net income                       234,699         71,565
    Cumulative cash distributions            (2,837,446)    (2,648,446)
                                             ----------     ----------

                                              3,158,368      3,184,234
                                             ----------     ----------

      Total partners' capital                 2,877,250      2,905,990
                                             ----------     ----------

      Total liabilities
        and partners' capital                $2,908,168     $2,938,036
                                             ----------     ----------
                                             ----------     ----------

              See accompanying notes to financial statements.

                         MISSION BAY SUPER 8 LTD.,
                     A California Limited Partnership
                         Statements of Operations
                  Years Ended December 31, 1995 and 1994

                                                1995         1994
                                             ----------   -----------
Revenues:
  Room revenues                              $1,070,216    $   989,703
  Phone revenues                                 35,627         41,459
  Interest income                                 1,534          1,207
  Other                                          36,605         22,450
                                             ----------    -----------

      Total revenues                          1,143,982      1,054,819
                                             ----------    -----------

Expenses:
  Property operating expenses                   397,672        377,255
  General and administrative                    139,568        133,567
  Depreciation                                   82,951         84,204
  Management fees                                68,638         63,215
  Royalties and advertising                      64,187         59,391
  Repairs and maintenance                        56,947         56,895
  Marketing                                      54,382         57,478
  Real estate taxes                              40,232         44,448
  Merger - related expenses                      35,032            -0-
  Property and liability insurance               22,113         23,444
  Amortization                                    1,000          1,000
  Unrealized loss due to decline in value
    of investment property (Note 5)                 -0-      1,534,950
                                             ----------    -----------

      Total expenses                            962,722      2,435,847
                                             ----------    -----------
      Net income (loss)                      $  181,260    $(1,381,028)
                                             ----------    -----------
                                             ----------    -----------

      Net income (loss) per interest         $    24.72    $   (188.32)
                                             ----------    -----------
                                             ----------    -----------

              See accompanying notes to financial statement.

                      MISSION BAY SUPER 8 LTD.,
                  A California Limited Partnership
                   Statements of Partners' Capital
               Years Ended December 31, 1995 and 1994

                                 General Partner                                Limited Partners
                        -----------------------------------   ----------------------------------------------------
                                    Cumulative                                            Cumulative                    Total
                        Cumulative     Cash                      Capital     Cumulative      Cash                     Partners'
                        Net Income Distributions    Total     Contributions  Net Income  Distributions     Total       Capital
                        ---------- ------------- ----------   -------------  ----------  -------------  ----------   ----------

Balance January 1, 1994  $ 146,056   $(266,197)   $(120,141)    $5,761,115   $1,314,490   $(2,468,446)   $4,607,159   $4,487,018

Net loss, year ended
  December 31, 1994       (138,103)        -0-    (138,103)           -0-   (1,242,925)          -0-    (1,242,925)  (1,381,028)

Cash distributions
  ($27.27 per interest)       - 0-     (20,000)     (20,000)           -0-          -0-      (180,000)     (180,000)    (200,000)
                         ---------   ----------   ---------    -----------   ----------   -----------    ----------   ----------
Balance December 31,
  1994                       7,953    (286,197)    (278,244)     5,761,115       71,565   $(2,648,446)    3,184,234   $2,905,990

Net income, year ended
  December 31, 1995        18,126          -0-       18,126            -0-      163,134           -0-       163,134      181,260

Cash distributions
  ($28.64 per interest)       -0-      (21,000)     (21,000)           -0-          -0-      (189,000)     (189,000)    (210,000)
                        ---------    ----------   ---------     ----------   ----------   -----------    ----------   ----------

Balance December 31,
 1995                   $  26,079    $(307,197)   $(281,118)    $5,761,115   $  234,699   $(2,837,446)   $3,158,368   $2,877,250
                        ---------    ---------    ---------     ----------   ----------   -----------    ----------   ----------
                        ---------    ---------    ---------     ----------   ----------   -----------    ----------   ----------



             See accompanying notes to financial statements.

                          MISSION BAY SUPER 8 LTD.,
                      A California Limited Partnership
                          Statements of Cash Flows
                   Years Ended December 31, 1995 and 1994

                                                      1995         1994
                                                   ----------   -----------
Cash flows from operating activities:
 Net income (loss)                                 $  181,260   $(1,381,028)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Unrealized loss due to decline in value of
    investment property                                   -0-     1,534,950
   Depreciation and amortization                       83,951        85,204
   (Increase) decrease in:
     Accounts receivable                               (1,122)       (3,889)
     Operating supplies                                   313          (683)
     Prepaid expenses                                 (11,845)        8,287
     Due from affiliates                               27,431        (3,931)
   Increase (decrease) in:
     Accounts payable                                  (8,338)        9,839
     Accrued expenses                                  (2,128)        2,646
     Due to affiliates                                  9,338        (1,026)
                                                   ----------   -----------
      Net cash provided by operating
       activities                                     278,860       250,369
                                                   ----------   -----------
Cash flows from investing activities:
 Investment property expenditures                     (21,771)      (16,610)
 Reimbursable costs paid for others                   (25,000)          -0-
                                                   ----------   -----------
      Net cash used in investing activities           (46,771)      (16,610)
                                                   ----------   -----------
Cash flows from financing activities:
 Cash distributions to partners                      (210,000)     (200,000)
                                                   ----------   -----------
      Net cash used in financing activities          (210,000)     (200,000)
                                                   ----------   -----------
      Net increase in cash and cash equivalents        22,089        33,759

Cash and cash equivalents, beginning of year           43,260         9,501
                                                   ----------   -----------
Cash and cash equivalents, end of year             $   65,349   $    43,260
                                                   ----------   -----------
                                                   ----------   -----------
Schedule of noncash investing
 and financing activities:

   Sale of carpeting to related party in 1994 (Note 4).

               See accompanying notes to financial statements.

                    MISSION BAY SUPER 8 LTD.,
                A California Limited Partnership
                 Notes to Financial Statements

Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Mission Bay Super 8 Ltd., A California Limited Partnership
(the Partnership), formerly Motels of America Series IX, A
California Limited Partnership, was formed on February 5, 1987 pursuant to the California Revised Uniform Limited Partnership
Act. The purpose of the Partnership is to construct, own, and operate a 117-room "economy" motel under a Super 8 franchise. The motel was opened in November 1987.

         The following is a summary of the Partnership's significant accounting policies:

         Cash and Cash Equivalents

         The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

         Investment Property

         Investment property is recorded at cost. Writedowns to fair value are recorded when investment property has been permanently impaired based on comparing carrying value to the undiscounted sum of future cash flows expected from the property.
Depreciation is computed using the straight-line method based on estimated useful lives of 5 to 35 years. Maintenance and repairs costs are expensed as incurred, while significant improvements, replacements, and major renovations are capitalized.

         Franchise Fees

         Franchise fees are amortized over the 20-year life of the franchise agreement.

         Income Taxes

         No provision for income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

         Net Income (Loss) Per Interest

         Net income (loss) per interest is based upon the 90% allocated to limited partners divided by 6,600 limited partner interests outstanding throughout the year.

                    MISSION BAY SUPER 8 LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                           (Continued)

Note 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (continued)

         Uses of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2.  PARTNERSHIP AGREEMENT

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

Note 3.  FRANCHISE AGREEMENT

         The Partnership has entered into a twenty-year franchise agreement with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction, and operation of the motel. The agreement required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues.

Note 4.  RELATED PARTY TRANSACTIONS

         The motel is operated pursuant to a management agreement with the general partner, GHG Hospitality, Inc. (GHG). The agreement provides for the payment of monthly management fees of 6% of gross revenues.

         The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

                    MISSION BAY SUPER 8 LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                           (Continued)

Note 4.  RELATED PARTY TRANSACTIONS (continued)

         GHG and an affiliate, Grosvenor Management Services, Inc.
(GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and certain other expenses directly related to the operation of the Partnership.

         Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:


                                    1995        1994
                                  --------    --------
Management fees                   $ 68,638    $ 63,215
Reimbursement for partnership
  administration expenses           44,979      40,423
Salaries and other allocated
  expenses                         103,459     108,740
                                  --------    --------
                                  $217,076    $212,378
                                  --------    --------
                                  --------    --------


         In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $250,863 in 1995 and $232,629 in 1994, including a one percent processing fee, for the wages of these employees.

         During 1994, the Partnership sold carpeting to GMS at the Partnership's cost of $23,500 and recorded a receivable from GMS.

Note 5.  PROPOSED EXCHANGE OF INVESTMENT PROPERTY AND
         WRITEDOWN TO APPRAISED VALUE

         In January 1996, the limited partners approved a proposal to exchange substantially all of the Partnership's investment property for 251,946 shares of Class A Common Stock in Host Funding, Inc., a real estate investment trust (REIT). The number of shares to be received is based on an initial exchange value of $10 per share. Under this proposal, the common stock in the REIT would be distributed to the limited partners and the Partnership would be dissolved. Approximately 10% of the limited partners perfected their rights as dissenting partners and will receive cash for their limited partnership interests. The total value of the

                    MISSION BAY SUPER 8 LTD.,
                A California Limited Partnership
                  Notes to Financial Statements
                           (Continued)


Note 5.  PROPOSED EXCHANGE OF INVESTMENT PROPERTY AND
         WRITEDOWN TO APPRAISED VALUE (continued)

transaction is approximately $2.8 million based on the initial exchange value of the common stock and the cash to be paid to dissenting partners. The proposed transaction is conditioned upon Host Funding, Inc. completing a $5 million initial public offering of its common stock by April 3, 1996.

         In connection with this proposed transaction, an independent appraiser valued the Partnership's investment property at $2,810,000 as of August 1, 1994. Because of the significant decrease in the market value of investment property, and the proposed exchange of investment property for common stock in the REIT, management elected to writedown the Partnership's investment property to its appraised value of $2,810,000 as of December 31, 1994.

         Prior to December 1994, management expected that the undiscounted sum of future cash flows from the property would be sufficient to recover its carrying value and no writedown was recorded. In December 1994, management signed a letter outlining certain terms of the proposed transaction. Because of the proposed transaction, management believed, as of December 1994, that it was no longer reasonable to expect that the undiscounted sum of future cash flows from the property would be sufficient to recover its carrying value and, therefore, management decided to writedown investment property to its appraised value.

         During 1995, the Partnership paid certain costs related to the proposed transaction. The costs paid by the Partnership totaled $60,032 of which $35,032 is an expense of the Partnership and $25,000 is to be reimbursed by the REIT when the proposed transaction is completed. The $25,000 to be reimbursed by the REIT is included in accounts receivable at December 31, 1995.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None

                            PART III

Item 9.  Directors and Executive Officers of the Registrant

         The general partner has general responsibility and ultimate authority in all matters affecting the business of the Partnership.

         The general partner and its directors and executive officers as of December 31, 1995 are as follows:

         GHG HOSPITALITY, INC. (GHG) was incorporated in November
1989 under the laws of the state of Delaware. GHG was elected as general partner effective January 1, 1990.

         J. MARK GROSVENOR, 48, is President and a Director of GHG. From 1976 to 1988, he served as chief executive officer of Nite Lite Inns, a California corporation, which owned Grosvenor Enterprises, a California limited partnership, which owns Grosvenor Inn. In 1984, he acquired Medallion Foods, Inc., a food processing company, located in Newport, Arkansas. Mr. Grosvenor graduated from San Diego State University with a bachelor's degree in business and finance.

         STEPHEN D. BURCHETT, 36, is Vice President of GHG. From 1984 to 1991 he worked in private business law practice in San Diego, California with Schall, Boudreau & Gore and Kaufman, Lorber, Grady & Farley. Mr. Burchett graduated from California State University Fullerton in 1981 with a bachelor's degree in finance and from the University of Santa Clara School of Law in 1984 with a juris doctorate.

         SYLVIA MELLOR CLARK, 51, is Controller of GHG. In 1978, she joined Grosvenor Industries, Inc., where she is controller and a director. Prior to joining Grosvenor Industries, Inc., she operated her own accounting firm from 1976 to 1978. Ms. Clark graduated from San Diego State University and National University.

Item 10. Executive Compensation

         The Partnership has not paid and does not propose to pay any executive compensation to the general partner or any of its affiliates (except as described in Item 12 below). There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

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

          (c) There are no arrangements, known to the Partnership, which may result in a change in control of the Partnership other than the proposal to exchange the Partnership's investment property for common stock in a REIT as discussed in Item 6.

Item 12.  Certain Relationships and Related Transactions

          The motel is operated pursuant to a management agreement with GHG. The agreement provides for the payment of monthly management fees of 6% of gross revenues.

          The Partnership has agreed to reimburse GHG for certain expenses related to services performed in maintaining the books and administering the affairs of the Partnership.

          GHG and an affiliate, Grosvenor Management Services, Inc.
(GMS), allocate to the Partnership certain marketing, accounting, and maintenance salaries and other expenses directly related to the operation of the Partnership.

          Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the years ended
December 31, 1995 and 1994 are as follows:

                                               1995        1994
                                             --------    --------
Management fees                              $ 68,638    $ 63,215
Reimbursement for partnership
  administration expenses                      44,979      40,423
Salaries and other allocated expenses         103,459     108,740
                                             --------    --------
                                             $217,076    $212,378
                                             --------    --------
                                             --------    --------

          In addition, all motel employees are paid by GMS.  The
Partnership reimbursed GMS $250,863 in 1995 and $232,629 in 1994, including a one percent processing fee, for the wages of these employees.

          During 1994, the Partnership sold carpeting to GMS at the Partnership's cost of $23,500 and recorded a receivable from GMS.

Item 13.  Exhibits and Reports on Form 8-K

          (a) The following documents are filed as part of this report:

               1.  Financial Statements (see Index to Financial
                   Statements filed with this annual report).

               2.  Exhibits:

                   3-A.  The Prospectus of the Partnership dated
                         November 19, 1986, as filed with the
                         Commission, is hereby incorporated herein by reference.

                   3-B. Agreement of Limited Partnership set forth as Exhibit B to the Prospectus, as filed with the Commission, is incorporated herein by reference.

                   3-C.  Amendment to Agreement of Limited
                         Partnership dated January 1, 1990, as
                         filed with the Commission, is incorporated herein by reference.

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

          No annual report for the fiscal year 1995 has been sent to the limited partners of the Partnership. An annual report will be sent to the limited partners subsequent to this filing and the Partnership has incorporated such reports in this filing.

                           SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION BAY SUPER 8 LTD.,
A California Limited Partnership

By:  GHG Hospitality, Inc.
     Corporate General Partner



By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  GHG Hospitality, Inc.
     Corporate General Partner



By:  /s/ J. Mark Grosvenor                  Date: March 12, 1996
     J. Mark Grosvenor
     President and Director of GHG



By:  /s/ Stephen D. Burchett                Date: March 12, 1996
     Stephen D. Burchett
     Vice President of GHG



By:  /s/ Sylvia Mellor Clark                Date: March 12, 1996
     Sylvia Mellor Clark
     Controller of GHG