Form 10QSB
period 1996-03-31
MISSION BAY SUPER 8 LTD
filed 1996-05-15
CIK 803868

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from          to

               Commission File Number:  33-9075-LA


       Mission Bay Super 8 Ltd., A California Limited Partnership
    (Exact name of small business issuer as specified in its charter)

           California                                     33-0202890
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

               3145 Sports Arena Blvd., San Diego, CA  92110
                 (Address of principal executive offices)

                           (619) 226-1212
                        (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /   /

State the number of limited partnership interests outstanding as of March 31, 1996: 6,600

                PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

     Balance Sheet as of March 31, 1996 and December 31, 1995.

     Statement of Operations for the three-month periods ended
March 31, 1996 and March 31, 1995.

     Statement of Cash Flows for the three-month periods ended
March 31, 1996 and March 31, 1995.

     Notes to Financial Statements.

                    MISSION BAY SUPER 8 LTD.
               A California Limited Partnership
                         Balance Sheet
             March 31, 1996 and December 31, 1995
                          (Unaudited)
                           (Part 1)

                                        March 31,    December 31,
         ASSETS                           1996           1995
         ------                         ----------   -----------
Current Assets:
 Cash and cash equivalents              $   91,374    $   65,349
 Accounts receivable                       139,942        41,550
 Operating supplies                         21,739        18,891
 Prepaid expenses                            3,643        21,729
                                        ----------    ----------

   Total current assets                    256,698       147,519
                                        ----------    ----------

Investment property, at carrying value:
 Land                                    1,212,000     1,212,000
 Building and improvements               2,024,033     2,024,033
 Furniture, fixtures & equipment           727,351       724,183
                                        ----------    ----------

                                         3,963,384     3,960,216
 Less accumulated depreciation           1,239,548     1,211,396
                                        ----------    ----------
   Total Investment property, net
    (note 5)                             2,723,836     2,748,820

Franchise fees, net (notes 3 & 5)           11,496        11,829
                                        ----------    ----------

                                        $2,992,030    $2,908,168
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                           Balance Sheet
               March 31, 1996 and December 31, 1995
                            (Unaudited)
                             (Part 2)

         LIABILITIES AND                 March 31,    December 31,
    PARTNER'S CAPITAL ACCOUNTS             1996           1995
    --------------------------          ----------    -----------

Current liabilities:
 Accounts payable and accrued expenses  $  183,049    $   21,580
 Due to Affiliates (note 4)                  8,096         9,338
                                        ----------    ----------

   Total current liabilities               191,145        30,918
                                        ----------    ----------

   Total liabilities                       191,145        30,918
                                        ----------    ----------
Partners' capital accounts:

 General Partners:
  Cumulative net earnings                   18,446        26,079
  Cumulative cash distributions           (307,197)     (307,197)
                                        ----------    ----------

                                          (288,751)     (281,118)

 Limited partners:
  Capital contributions,
   net of offering costs                 5,761,115     5,761,115
  Cumulative net earnings                  165,967       234,699
  Cumulative cash distributions         (2,837,446)   (2,837,446)
                                        ----------    ----------

                                         3,089,636     3,158,368
                                        ----------    ----------

   Total partners' capital accounts      2,800,885     2,877,250
                                        ----------    ----------

                                        $2,992,030    $2,908,168
                                        ----------    ----------
                                        ----------    ----------

         See accompanying notes to financial statements.

                       MISSION BAY SUPER 8 LTD.,
                   A California Limited Partnership
                        Statement of Operations
                             (Unaudited)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                     ----------------------------
                                        1996              1995
                                     ----------        ----------


Income from Continuing Operations    $        0        $        0




Loss from Discontinued Operations    $  (76,365)       $      891

                                     ----------        ----------
  Net earnings                       $  (76,365)       $      891
                                     ----------        ----------
                                     ----------        ----------


   Net earnings per limited
    partnership interest             $   (10.41)       $     0.12
                                     ----------        ----------
                                     ----------        ----------


         See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                         1996               1995
                                                                      ----------         ----------

Cash flows from operating activities:
  Net earnings (loss)                                                 $  (76,365)        $      891

  Adjustments to reconcile net income to cash:
    Depreciation and amortization                                         28,484             21,301
    Changes in assets and liabilities
      (Increase) in other assets                                         (83,153)           (18,256)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                            161,469             (8,086)
        Due to affiliates                                                 (1,242)             9,367
                                                                      ----------         ----------

        Net cash provided by (used in)
                 operating activities                                     29,193              5,217
                                                                      ----------         ----------
Cash flows from investing activities:
    Investment property expeditures                                       (3,168)           (12,003)
                                                                      ----------         ----------

        Net cash provided by (used in) investing activities               (3,168)           (12,003)
                                                                      ----------         ----------

Cash flows from financing activities:

    Cash distributions to partners                                             0                  0
                                                                      ----------         ----------
        Net cash provided by (used in)
          financing activities                                                 0                  0
                                                                      ----------         ----------

        Net decrease in cash and cash equivalents                         26,025             (6,786)

Cash and cash equivalents, beginning of period                            65,349             43,260
                                                                      ----------         ----------

Cash and cash equivalents, end of period                              $   91,374         $   36,474
                                                                      ----------         ----------
                                                                      ----------         ----------

                          See accompanying notes to financial statements.

                  Notes to Financial Statements
                          March 31, 1996
                           (Unaudited)

Readers of this quarterly report should refer to the partnership audited financial statements and annual report Form 10-KSB (File No. 33-9075-LA) for the period ended December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such financial reports have been omitted from this report.

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

                                                  (Continued)

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

                                                      (Continued)
                                8

                    MISSION BAY SUPER 8 LTD.,
               A California Limited Partnership
           Notes to Financial Statements, Continued

4.  RELATED PARTY TRANSACTIONS (Continued)

Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the three months ended March 31, 1996 are as follows:

                                             March 31
                                               1996
                                             --------
        Management fees                      $ 19,361
        Reimbursement for partnership
          administration expenses              38,074
        Salaries and other allocated
          expenses                             20,696
                                             --------
                                             $ 78,131
                                             ========

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS $70,925 for the wages of these employees including a one percent processing fee.

At March 31, 1996, $8,096 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  SUBSEQUENT EVENTS

On April 22, 1996, the Registrant sold all of its motel assets to Host Funding, Inc. for 252,049 shares of Class A Common Stock in Host Funding, Inc. The number of shares received is based on an initial exchange value of $10 per share. The shares have been distributed to the limited partners.

Limited partners holding approximately 10% of the limited partnership interests perfected their rights as dissenting partners and have received cash for their limited partnership interests.
The total value of the transaction is approximately $2.8 million based on the initial exchange value of the common stock and the cash paid to dissenting partners.

The sale of the motel and dissolution of the Registrant are pursuant to the Prospectus/Consent Solicitation Statement, included in the Host Funding, Inc. Registration Statement on Form S-4
(Commission File No. 33-60011), and approved by the limited partners in January 1996.

Management plans to dissolve the Registrant as soon as is feasible. Any cash remaining after the payment of all liabilities, including the costs of administering the final liquidation and dissolution of the Registrant, will be distributed to the limited partners.

                                                      (Continued)

                   Mission Bay Super 8 Ltd.,
               A California Limited Partnership
           Notes to Financial Statements, Continued


6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the three months ended March 31, 1996.

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

In January 1996, 71% of the limited partners approved a proposal to exchange substantially all of the Partnership's investment property for 252,049 shares of Class A Common Stock in Host Funding, Inc., a real estate investment trust (REIT). The number of shares issued is based on an initial exchange value of $10 per share. The common stock in the REIT has been distributed to the limited partners and the Partnership will be dissolved. Approximately 10% of the limited partners perfected their rights as dissenting partners and received $284,408 cash for their limited partnership interests.
The total value of the transaction is $2,810,000 based on the initial exchange value of the common stock (252,049 shares @ $10.00 per share), cash paid to dissenting partners in the amount of $284,408, and fractional shares paid of $5,118. The transaction was conditioned upon Host Funding, Inc. completing a proposed $5,000,000 initial public offering of its common stock. This requirement was satisfied and the sale closed on April 22, 1996.

In connection with this transaction, an independent appraiser had valued the Partnership's investment property at $2,810,000 as of August 1, 1994. Because of the significant decrease in the market value of investment property, and the proposed exchange of investment property for common stock in the REIT, management elected to writedown the Partnership's investment property to its appraised value of $2,810,000 as of December 31, 1994.

During 1995 and 1996, the Partnership paid certain costs related to the REIT transaction. The costs paid by the Partnership totaled $114,426 of which $89,426 is an expense of the Partnership and $25,000 is to be reimbursed by the REIT after the transaction is completed. The $25,000 to be reimbursed by the REIT is included in accounts receivable at March 31, 1996.

Management plans to dissolve the Registrant as soon as is feasible. Any cash remaining after the payment of all liabilities, including the costs of administering the final liquidation and dissolution of the Registrant, will be distributed to the limited partners.

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

(REGISTRANT)        MISSION BAY SUPER 8 LTD.,
                    A California Limited Partnership
                    By:  GHG Hospitality, Inc.
                         Corporate General Partner

BY (SIGNATURE)      /s/ J. Mark Grosvenor
(NAME AND TITLE)    J. Mark Grosvenor, President and Director
(DATE)              May 13, 1996

BY (SIGNATURE)      /s/ Sylvia Mellor Clark
(NAME AND TITLE)    Controller and Director
(DATE)              May 13, 1996