Form 10QSB
period 1996-09-30
MISSION BAY SUPER 8 LTD
filed 1996-11-13
CIK 803868

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

              Form 10-QSB - Quarterly or Transitional Report

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    September 30, 1996


/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from               to

               Commission File Number    33-9075-LA


       Mission Bay Super 8 Ltd., A California Limited Partnership
     (Exact name of small business issuer as specified in its charter)

           California                                     33-0202890
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

               1466 9th Avenue, San Diego, CA  92101
                 (Address of principal executive offices)

                           (619) 699-6100
                        (Issuer's telephone number)

            3145 Sports Arena Blvd., San Diego, CA  92110
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

     Balance Sheet as of September 30, 1996 and December 31, 1995.

     Statement of Operations for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995.

     Statement of Cash Flows for the three-month and nine-month periods ended September 30, 1996 and September 30, 1995.

     Notes to Financial Statements.

MISSION BAY SUPER 8 LTD.
A California Limited Partnership
Balance Sheet
September 30, 1996 and December 31, 1995
(Unaudited)
(Part 1 of 2)

                                         Sept 30,    December 31,
         ASSETS                           1996           1995
        --------                        ---------    ------------
Current Assets:
 Cash and cash equivalents              $   50,300    $   65,349
 Accounts receivable                             0        41,550
 Operating supplies                              0        18,891
 Prepaid expenses                                0        21,729
                                        ----------    ----------
  Total current assets                      50,300       147,519

Investment property, at value:
 Land                                            0     1,212,000
 Building and improvements                       0     2,024,033
 Furniture, fixtures & equipment                 0       724,183
                                        ----------    ----------
                                                 0     3,960,216

 Less accumulated depreciation                   0     1,211,396
  Total investment property, net        ----------     ---------

    (note 5)                                     0     2,748,820

Franchise fees, net (notes 3 & 5)                0        11,829
                                        ----------    ----------

                                        $   50,300    $2,908,168
                                        ----------    ----------
                                        ----------    ----------


         See accompanying notes to financial statements.

                      MISSION BAY SUPER 8 LTD.
                 A California Limited Partnership
                          Balance Sheet
                September 30, 1996 and December 31, 1995
                           (Unaudited)
                          (Part 2 of 2)

         LIABILITIES AND                  Sept 30,    December 31,
    PARTNER'S CAPITAL ACCOUNTS             1996           1995
    --------------------------            --------    ------------
Current liabilities:
 Accounts payable and accrued expenses  $        0    $   21,580
 Due to Affiliates (note 4)                  4,212         9,338
                                        ----------    ----------

   Total current liabilities                 4,212        30,918
                                        ----------    ----------

   Total liabilities                         4,212        30,918
                                        ----------    ----------
Partners' capital accounts:

 General partners:
  Cumulative net earnings                   26,716        26,079
  Cumulative cash distributions           (307,197)     (307,197)
                                        ----------    ----------

                                          (280,481)     (281,118)
 Limited partners:
  Capital contributed, net of offering
    costs and REIT shares issued         5,761,115     5,761,115
  Cumulative net earnings                  211,886       234,699
  Cumulative cash distributions         (5,646,432)   (2,837,446)
                                        ----------    ----------

                                           326,569     3,158,368
                                        ----------    ----------

   Total partners' capital accounts         46,088     2,877,250
                                        ----------    ----------

                                        $   50,300    $2,908,168
                                        ----------    ----------
                                        ----------    ----------

          See accompanying notes to financial statements.

                       MISSION BAY SUPER 8 LTD.,
                   A California Limited Partnership
                        Statement of Operations
            Nine Months Ended Sept. 30, 1996 and Sept. 30, 1995
                             (Unaudited)

                        THREE MONTHS ENDED     NINE MONTHS ENDED
                          SEPTEMBER 30,          SEPTEMBER 30,
                       ---------   ---------   --------   --------
                         1996        1995       1996       1995
                       ---------    --------   --------   --------
Income (Loss) from      $       0   $      0   $      0    $     0
  Continuing Operations



Income (Loss) from      $  8,878   $ 151,001  $ (79,263) $ 226,414
  Discontinued Operations


Gain (Loss) on disposal  $ (1,030)  $       0  $  57,087  $      0
  of Discontinued Operations
                        ---------  ---------   ---------  --------

    Net earnings (loss) $  7,848   $ 151,001  $ (22,176) $ 226,414
                        =========  =========  ========== =========


    Net earnings (loss) $    1.07  $   20.59  $   (3.02) $  30.87
      per limited       =========  =========  ========== ========
      partnership interest


         See accompanying notes to financial statements.

                                           MISSION BAY SUPER 8 LTD.,
                                       A California Limited Partnership
                                            Statement of Cash Flows
                               Nine Months Ended September 30, 1996 and September 30, 1995
                                                  (Unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPT. 30,                 SEPT. 30,
                                                   ------------------        -----------------
                                                      1996       1995           1996     1995
                                                    -------     ------         ------   ------

Cash flows from operating activities:
  Net earnings (loss)                              $   7,848  $ 151,001    $ (22,176) $ 226,414

  Adjustments to reconcile net income to cash:

    (Gain) Loss on disposal of discont. oper.(note 5)  1,030          0      (57,087)         0
    Depreciation and amortization                          0     20,236       28,484     62,840
    Changes in assets and liabilities
      (Increase) in other assets                      31,188    (11,900)      65,603    (39,687)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses         (8,579)     3,028      (21,580)    (3,755)
        Due to affiliates                             (1,697)    33,857       (5,126)    29,926
                                                   -----------  ----------  ----------  ---------
  Net cash provided by (used in)                      29,790    196,222      (11,881)   275,738
          operating activities                     -----------  ----------  ----------  ---------
Cash flows from investing activities:
  Acquisition and construction costs
          of investment property                           0      (484)       (3,168)   (17,283)
  Cash received for dissenting partners (note 5)           0         0        284,408         0
  Cash received for fractional shares (note 5)             0         0          5,118         0
                                                   -----------  ---------  -----------  ---------
Net cash provided by (used in) financing activities        0      (484)       286,358   (17,283)
                                                   -----------  ---------  -----------  ---------

Cash flows from financing activities:

  Cash Distributions to partners                           0  (100,000)            0   (100,002)
  Cash distributions to partners (fractional shares)       0         0        (5,118)         0
       (note 5)
  Cash distributions to dissenting partners (note 5)       0         0      (284,408)         0
                                                   ---------- ----------  -----------  ---------
    Net cash provided by (used in)                         0  (100,000)     (289,408)  (100,002)
      financing activities                         ---------- ----------  -----------  ---------

    Net decrease in cash and cash equivalents         29,790    95,738       (15,049)   158,453

Cash and cash equivalents, beginning of period        20,510   105,975        65,349     43,260
                                                   ---------- ----------  -----------  ---------
Cash and cash equivalents, end of period              50,300   201,713        50,300    201,713
                                                   ========== ==========  ===========  =========

     See accompanying notes to financial statements.  Refer to footnote 5 regarding Sale of Motel.

Notes to Financial Statements
September 30, 1996
(Unaudited)

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

    NET INCOME PER INTEREST

Net income per interest is based upon the income allocated to limited partners divided by 6,600 limited partner interests outstanding throughout the year.

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

3.  FRANCHISE AGREEMENT

The Partnership has entered into a twenty-year franchise agreement with Super 8 Motels, Inc. to provide the Partnership with consultation in the areas of design, construction and operation of the motel. The agreement required the payment of an initial fee of $20,000 and ongoing royalties equal to 4% of gross room revenues and a chain-affiliated advertising fee equal to 2% of gross room revenues. In April 1996, the franchise agreement was transferred to Host Funding, Inc., a real estate investment trust (REIT) as part of the terms of the sale. See Note 5 for detail.

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

                                                      (Continued)

MISSION BAY SUPER 8 LTD.,
A California Limited Partnership
Notes to Financial Statements, Continued

4.  RELATED PARTY TRANSACTIONS (Continued)
Fees, reimbursements, salaries, and other expenses paid to GHG and GMS and included in total expenses for the three months and the nine months ended September 30, 1996 are as follows:

                         Three Months Ended     Nine Months Ended
                         9/30/96    9/30/95     9/30/96   9/30/95
                         -------    -------     -------   -------
   Management Fee             75    25,245       19,620   55,699
   Reimbursement for
     partnership admin.
     expenses              5,000    10,620       44,689   31,860

In addition, all motel employees are paid by GMS. The Partnership reimbursed GMS for the wages of these employees including a one percent processing fee.

At September 30, 1996, $4,212 was due to GHG and GMS relating to reimbursement for these operating expenses.

5.  SALE OF MOTEL
On April 22, 1996, the Registrant sold all of its motel assets with a book value of $2,751,899 to Host Funding, Inc. for 252,049 shares of Class A Common Stock in Host Funding, Inc. The number of shares received is based on an initial exchange value of $10 per share. The shares have been distributed to the limited partners.

Limited partners holding approximately 10% of the limited partnership interests perfected their rights as dissenting partners and have received cash totaling $284,408 for their limited partnership interests. Fractional shares were paid in cash totaling $5,118. The total value of the transaction is $2.81 million based on the initial exchange value of the common stock, the cash paid to dissenting partners and cash paid to partners for fractional shares.

Revenues for three months and nine months ended September 30, 1996 were $331 and $401,918. This compares to the three and nine months ended September 30, 1995 of $421,338 and $930,397.

The sale of the motel and dissolution of the Registrant were pursuant to the Prospectus/Consent Solicitation Statement, included in the Host Funding, Inc. Registration Statement on Form S-4
(Commission File No. 33-60011), and approved by the limited
partners in January 1996.                             (Continued)

                   Mission Bay Super 8 Ltd.,
               A California Limited Partnership
           Notes to Financial Statements, Continued


Management plans to dissolve the Registrant in November 1996. The cash remaining after the payment of all liabilities, including the costs of administering the final liquidation and dissolution of the Registrant, will be distributed to the limited partners.

6.  ADJUSTMENTS

In the opinion of the general partners, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of and for the nine months ended September 30, 1996.

7.  SUBSEQUENT EVENT

In November 1996, the Partnership paid a final distribution of $46,088 to the limited partners.

                                             (Continued)

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

During 1995 and 1996, the Partnership paid certain costs related to the REIT transaction. The costs paid by the Partnership totaled
$113,405 of which $88,405 is an expense of the Partnership and $25,000 was reimbursed by the REIT after the transaction was completed.

Management plans to dissolve the Registrant in November 1996. The final cash remaining after payment of all liabilities will be distributed to the limited partners.





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

(REGISTRANT)          MISSION BAY SUPER 8 LTD.,
                      A California Limited Partnership
                      By:     GHG Hospitality, Inc.
                      Corporate General Partner

BY (SIGNATURE)        /s/ J. Mark Grosvenor
(NAME AND TITLE)      J. Mark Grosvenor, President and Director
(DATE)                November 14, 1996

BY (SIGNATURE)       /s/ Sylvia Mellor Clark
(NAME AND TITLE)     Sylvia Mellor Clark, Controller
(DATE)               November 14, 1996